Form 10QSB
period 1999-06-30
NAVARONE INC
filed 1999-10-06
CIK 1074958

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

                     Commission File Number 1-14903

                                NAVARONE, INC.
            (Exact name of registrant as specified in its charter)


            Nevada                          13-4051167
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


          c/o Salem Krieger, 228 East 85th Street, New York, NY 10028
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 439-6268
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X  Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of September 6, 1999
         Common Stock                       1,038,500

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                      June 30,   December 31,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash                               $   10,903   $   17,925
                                    ___________  ___________
        Total Current Assets             10,903       17,925
                                    ___________  ___________

OTHER ASSETS:
  Organizational costs, net                   -        1,000
                                    ___________  ___________
        Total Other Assets                    -        1,000
                                    ___________  ___________
                                     $   10,903   $   18,925
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $        -   $      187
                                    ___________  ___________
        Total Current Liabilities             -          187
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,038,500 shares
   issued and outstanding                 1,039        1,039
  Capital in excess of par value         34,326       31,826
  Deficit accumulated during the
    development stage                   (24,462)     (14,127)
                                    ___________  ___________
        Total Stockholders' Equity       10,903       18,738
                                    ___________  ___________
                                     $   10,903   $   18,925
                                    ___________  ___________












NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.


  The accompanying notes are an integral part of these financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three        For the Six    From Inception
                         Months Ended        Months Ended    on March 19,
                           June 30,            June 30,      1997 Through
                     ___________________ ___________________   June 30,
                        1999      1998       1999      1998      1999
                     _________ _________ _________ _________ _____________
REVENUE              $      -  $      -  $      -  $      -   $        -
                     _________ _________ _________ _________ _____________
EXPENSES:
  General and
    administrative      1,745         -     5,335         -       19,462
  Research and
    development         1,000         -     4,000         -        4,000
                     _________ _________ _________ _________ _____________
    Total Expense       2,745         -     9,335         -       23,462
                     _________ _________ _________ _________ _____________
LOSS BEFORE
  CHANGE IN
  ACCOUNTING
  PRINCIPLE            (2,745)        -    (9,335)        -      (23,462)

CUMULATIVE
  EFFECT OF
  CHANGE IN
  ACCOUNTING
  PRINCIPLE            (1,000)        -    (1,000)        -       (1,000)
                     _________ _________ _________ _________ _____________
LOSS BEFORE
  INCOME TAXES         (3,745)        -   (10,335)        -      (24,462)

CURRENT TAX
  EXPENSE                   -         -         -         -            -

DEFERRED TAX
  EXPENSE                   -         -         -         -            -
                     _________ _________ _________ _________ _____________
NET LOSS             $ (3,745) $      -  $(10,335) $      -   $  (24,462)
                     _________ _________ _________ _________ _____________
LOSS PER COMMON
  SHARE              $   (.00) $      -  $   (.01) $      -   $     (.02)
                     _________ _________ _________ _________ _____________




  The accompanying notes are an integral part of these financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                           For the Six    From Inception
                                           Months Ended    on March 19,
                                             June 30,      1997 Through
                                       ___________________   June 30,
                                         1999      1998        1999
                                       _________ _________ _____________

Cash Flows Provided by Operating
 Activities:
  Net loss                             $(10,335) $      -    $(24,462)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Non-cash expense                      1,000         -       1,000
    Changes in assets and liabilities:
     (Decrease) in accounts payable        (187)        -           -
                                       _________ _________ _____________
        Net Cash (Used) by Operating
         Activities                      (9,522)        -     (23,462)
                                       _________ _________ _____________
Cash Flows Provided by Investing
 Activities:
  Payments for organization costs             -         -      (1,000)
                                       _________ _________ _____________
        Net Cash (Used) by Investing
         Activities                           -         -      (1,000)
                                       _________ _________ _____________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance         -         -      39,500
  Payment of stock offering costs             -         -      (6,635)
  Capital contribution                    2,500         -       2,500
                                       _________ _________ _____________
        Net Cash Provided by Financing
         Activities                       2,500         -      35,365
                                       _________ _________ _____________
Net Increase in Cash                     (7,022)        -      10,903

Cash at Beginning of Period              17,925         -           -
                                       _________ _________ _____________
Cash at End of Period                  $ 10,903  $      -    $ 10,903
                                       _________ _________ _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $      -  $      -    $      -
    Income taxes                       $      -  $      -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended June 30, 1999
     None

  For the Period Ended June 30, 1998
     None








  The accompanying notes are an integral part of these financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Navarone, Inc. (the Company) was organized under the laws of the State of Nevada on March 19, 1997. It intends to develop and pursue patent protection for novelty items for the photographic industry. The Company also intends to manufacture and market its inventions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Statement of Position 98-5.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Research and Development - The Company expenses research and development costs as incurred. Expenditures for research and development were $1,000 and $4,000 for the three and six months ended June 30, 1999, respectively.

NOTE 2 - CASH

  The Company's attorney and shareholder currently holds monies belonging to the Company in a non-interest bearing and noninsured account.

                                NAVARONE, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Common Stock - In October 1998, the Company issued 38,500 shares of its previously authorized, but unissued common stock. Proceeds from the sale of stock amounted to $31,865 (or $1 per share), net of stock offering costs of $6,635.

  On  March  19,  1997, in connection with its organization, the Company  issued
  1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

  The principal shareholders are officers of the Company who also provide legal and managerial services to the Company. Prototype development has been provided by the President of the Company utilizing existing studio space, equipment and materials at an estimated total value of $7,000. The President has donated $2,500 of these expenses as a capital contribution.

  As anticipated in the offering plan the following fees have been paid to principal shareholders of the Company:

                Officers fees        $  5,000
                Legal fees              5,000
                                     ________
                                     $ 10,000
                                     ________

  The Company maintains, rent free, a mailing address at the office of one of its officers.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999, the Company has available unused operating loss carryforwards of approximately $24,500, which may be applied against future taxable income and which expire in 2018 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss
  carryforwards.   The  net  deferred tax assets are  approximately  $8,300  and
  $4,800 as of June 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $3,500 for the six months ended June 30, 1999.

                                NAVARONE, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended June 30, 1999 and 1998:

                           For the Three        For the Six    From Inception
                            Months Ended        Months Ended    on March 19,
                              June 30,            June 30,      1997 Through
                        ___________________ ___________________   June 30,
                           1999      1998       1999      1998      1999
                        _________ _________ _________ _________ _____________
Loss from continuing
 operations available
 to common shareholders
 (numerator)            $ (3,745) $      -  $(10,335) $      -   $  (24,462)
                        _________ _________ _________ _________ _____________
Weighted average number
 of common shares
 outstanding used in
 loss per share for the
 period (denominator)   1,038,500 1,000,000 1,038,500 1,000,000   1,012,571
                        _________ _________ _________ _________ _____________

NOTE 7 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Plan of Operation

     Navarone, Inc. is a new company in the development phase, engaged in the development of novelty items. The Company is currently developing a cloud lamp or serenity lamp which is a small decorative lamp inside a clear plexiglass box, supported by a frosted or semi-opaque white plexi base, containing pre-sunset clouds and a soothing photographic image which will appear to be lit from within. The Company is also pursuing the development of booger bubble gum collectibles, which are collectible cards bearing photos of drawings or grotesque characters and scenes, design to gross out kids. There is no guarantee that these products will prove to patentable, or the manufacturing, marketing and sales will ever occur.

     The Company does not have sufficient funding to meet its anticipated cash needs. The current officers and directors are presently contemplating a secondary offering of securities to fund the costs of operating the Company, but no decision has yet been made in this regard. There is no assurance that the Company will be able to successfully generate sufficient cash flows through the marketing and selling of its product to fund continuing operations or that the Company will be successful in raising additional funding.

     The Company has experienced net losses during the development stage (March 19, 1997 to present) and has had no revenues during such period. Since inception, the Company has expended $24,462 of its working capital and has had no significant cashflows from business operations. On the date of this report, it had assets of only $10,903 in the form of cash being held by an officer of the Company. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

     When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          None.

     (b)  Reports on Form 8-K:
          None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NAVARONE, INC.




Date: October 4, 1999               By  /s/ Salem Krieger
                                          Salem Krieger
                                          President