Form 10QSB
period 1999-09-30
NAVARONE INC
filed 1999-11-15
CIK 1074958

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

                       Commission File Number 13-4051167

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

             Class                Outstanding as of November 12, 1999
         Common Stock                         1,038,500

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                NAVARONE, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                   September 30, December 31,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash                               $    9,098   $   17,925
                                    ___________  ___________
        Total Current Assets              9,098       17,925
                                    ___________  ___________

OTHER ASSETS:
  Organizational costs, net                   -        1,000
                                    ___________  ___________
        Total Other Assets                    -        1,000
                                    ___________  ___________
                                     $    9,098   $   18,925
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $      830   $      187
                                    ___________  ___________
        Total Current Liabilities           830          187
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,038,500 shares
   issued and outstanding                 1,039        1,039
  Capital in excess of par value         34,326       31,826
  Deficit accumulated during the
    development stage                   (27,097)     (14,127)
                                    ___________  ___________
        Total Stockholders' Equity        8,268       18,738
                                    ___________  ___________
                                     $    9,098   $   18,925
                                    ___________  ___________








NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 NAVARONE, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three       For the Nine     From Inception
                           Months Ended        Months Ended      on March 19,
                           September 30,       September 30,     1997 Through
                        ___________________ ___________________  September 30,
                           1999      1998      1999     1998         1999
                        _________ _________ _________ _________ ______________
REVENUE                  $     -   $     -   $     -   $     -    $      -
                        _________ _________ _________ _________ ______________
EXPENSES:
  General and
    administrative         2,635         -     7,970         -      22,097
  Research and
    development                -         -     4,000         -       4,000
                        _________ _________ _________ _________ ______________
    Total Expense          2,635         -    11,970         -      26,097
                        _________ _________ _________ _________ ______________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE    (2,635)        -   (11,970)        -     (26,097)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                    -         -    (1,000)        -      (1,000)
                        _________ _________ _________ _________ ______________
LOSS BEFORE INCOME
  TAXES                   (2,635)        -   (12,970)        -     (27,097)

CURRENT TAX EXPENSE            -         -         -         -           -

DEFERRED TAX EXPENSE           -         -         -         -           -
                        _________ _________ _________ _________ ______________
NET LOSS                 $(2,635)  $     -  $(12,970) $      -    $(27,097)
                        _________ _________ _________ _________ ______________
LOSS PER COMMON
  SHARE                  $  (.00)  $     -  $   (.01) $      -    $   (.03)
                        _________ _________ _________ _________ ______________




   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Nine     From Inception
                                            Months Ended      on March 19,
                                            September 30,     1997 Through
                                         ___________________  September 30,
                                            1999     1998         1999
                                         _________ _________ ______________

Cash Flows Provided by Operating
 Activities:
  Net loss                               $(12,970) $      -     $(27,097)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Non-cash expense                        1,000         -        1,000
    Changes in assets and liabilities:
     Increase in accounts payable             643         -          830
                                         _________ _________ ______________
        Net Cash (Used) by Operating
         Activities                       (11,327)        -      (25,267)
                                         _________ _________ ______________
Cash Flows Provided by Investing
 Activities:
  Payments for organization costs               -         -       (1,000)
                                         _________ _________ ______________
        Net Cash (Used) by Investing
         Activities                             -         -       (1,000)
                                         _________ _________ ______________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance           -         -       39,500
  Payment of stock offering costs               -         -       (6,635)
  Capital contribution                      2,500         -        2,500
                                         _________ _________ ______________
        Net Cash Provided by Financing
         Activities                         2,500         -       35,365
                                         _________ _________ ______________
Net Increase in Cash                       (8,827)        -        9,098

Cash at Beginning of Period                17,925         -            -
                                         _________ _________ ______________
Cash at End of Period                    $  9,098  $      -     $  9,098
                                         _________ _________ ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $      -  $      -     $      -
    Income taxes                         $      -  $      -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended September 30, 1999
     None

  For the Period Ended September 30, 1998
     None







   The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Statement of Position 98-5.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Research and Development - The Company expenses research and development costs as incurred. Expenditures for research and development were $0 and $4,000 for the three and nine months ended September 30, 1999, respectively.

NOTE 2 - CASH

  The Company's attorney (an officer of the Company) currently holds monies belonging to the Company in a non-interest bearing and noninsured account.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No.109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999, the Company has available unused operating loss carryforwards of approximately $25,500, which may be applied against future taxable income and which expire in 2018 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,700 and $4,800 as of September 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $3,900 for the nine months ended September 30, 1999.

                                NAVARONE, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended September 30, 1999 and 1998:

                           For the Three       For the Nine     From Inception
                           Months Ended        Months Ended      on March 19,
                           September 30,       September 30,     1997 Through
                        ___________________ ___________________  September 30,
                           1999      1998      1999     1998         1999
                        _________ _________ _________ _________ ______________
Loss from continuing
 operations available
 to common shareholders
 (numerator)            $ (2,635) $      -  $(12,970)  $     -    $(27,097)
                        _________ _________ _________ _________ ______________
Weighted average number
 of common shares
 outstanding usedin
 loss per share for the
 period(denominator)    1,038,500 1,000,000 1,038,500 1,000,000  1,015,150
                        _________ _________ _________ _________ ______________

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

     The Company has experienced net losses during the development stage (March 19, 1997 to present) and has had no revenues during such period. Since inception, the Company has expended $27,097 of its working capital and has had no significant cashflows from business operations. On the date of this report, it had assets of only $9,098 in the form of cash being held by an officer of the Company. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K:
          None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NAVARONE, INC.




Date: November 13, 1999               By  /s/ Salem Krieger
                                          Salem Krieger
                                          President