Form 10KSB
period 1999-12-31
NAVARONE INC
filed 2000-05-01
CIK 1074958

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                Commission File Number: 1-14903

                        NAVARONE, INC.
   (Exact name of Issuer as stated in its corporate charter)

            Nevada                                 13-4051167
   (State of Incorporation)                (IRS Taxpayer I.D. Number)

   c/o Salem Krieger, 228 East 85th Street, New York, NY 10028
              (Address of principal executive offices)

Issuer's Telephone Number:   212-439-6268

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Shares of common stock, par value $.001; not yet registered on any exchange

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the AExchange Act@) during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days:   Yes:   x      No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x

State Issuer's revenues for its most recent fiscal year:    $0

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 38,500 as of April 17, 2000. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold, after giving effect to the ten-for-one forward stock split enacted by the Company subsequent to the year end.)

As of April 17, 10,385,000 shares of the Registrant's common stock, par value $.00l per share, were issued and outstanding. (This reflects a ten-for-one forward stock split enacted by the Company subsequent to the year end.)

DOCUMENTS INCORPORATED BY REFERENCE: Articles of Incorporation and By-laws, previously filed with the Registrant's Form 10-SB.

PART I

Item 1.     Business.

               Navarone, Inc. (herein, the "Issuer," the "Registrant" or the "Company" conducted an offering of its securities pursuant to Regulation D Rule 504 during November, 1998. Ths Issuer's business plan involves the development of two novelty products related to the photographic industry. The first product is called "Booger Gum Cards", and consists of packages of cards depicting grotesque figures, plus a stick of gum, similar to the kinds of gum & card packettes used for sports heroes. The Company's second product is a Cloud Lamp or Serenity Lamp, which consists of a lamp encased in plexiglass woth cotton balls or some similar object designed and placed so as to create the illusion of clouds floating in mid-air. As of the date of the Report the Company had completed the prototype for the Bubble Gum Card packages, including the photography, but has not been successful, to date, at finding an individual or company willing to franchise the product. A rough prototype of the Serenity Lamp has also been completed. The Company will require additional funds to commence manufacture and marketing of the Bubble Gum Cards, and the Company is presently contemplating seeking additional funds from its investors.

Item 2.     Properties.

               The Company owns no properties and uses as its address the office of its president, Salem Krieger, located at 288 East 85th Street, New York, NY 10028, without charge, including the use of certain office facilities such as fax and telephone. This arrangement is expected to continue until the Company has need for a more extensive office or until the Company has consummated a Business Combination. Mr. Krieger received $3,000 from the Company toward rental on his photographic studio, located in his apartment, during the months in 1999 in which he was using the studio primarily for work on the Bubble Gum Card prototype. No allocations were made toward rent since June, 1999.

Item 3.      Legal Proceedings.

                No legal proceedings have been commenced or contemplated by the Company, and no notice of any legal proceedings involving the Company has been received as of the date of the Report.

Item 4.      Submission of Matters to a Vote of the Security Holders.

                No matters were submitted to a vote of the Company's security holders during the period covered by this Report.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
Matters.

                (a) The Company has issued only one class of common equity securities, its common stock, par value $.001 per share. As of the date of the Report, no trading activity had commenced.

                (b) As of April 17, 2000, the Company had 40 holders of its common stock, including two individuals who hold restricted shares.

                (c) No dividends were declared and none are anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             The Company is still intending to pursue its original business plan, but if it is unsuccessful, it will consider abandoning its plan and begin seeking merger or acquisition with an operating company which seeks to merge with or acquire a public vehicle. No such Business Combination was consummated to date and the Company has not commenced operations nor earned any revenues. The Company's resources were sufficient to meet its limited corporate expenses during period covered by the Report, and as of December 31, 1999, the Company had $3,918 in cash remaining, which was being held on its behalf by its attorney. As of the date of the Report, the cash remaining was substantially less due to the payment of accounting fees and the filing of reports. The Company's current auditor has not yet submitted its bill for the auditing and accounting services it provided, as of the date of the Report.

              Management intends to keep expenses to a minimum, until it achieves revenues, if ever, or until the successful consummation of a Business Combination, should Management decide that that would be the best choices of action for the Company. In the latter case, the Company's continuation would be dependent upon the ability of its management to locate a suitable candidate for Business Combination and to consummate such a transaction, and upon the eventual success of the company subsequent to such Business Combination.

Item 7.      Financial Statements and Supplementary Data.



                                NAVARONE, INC.
                         [A Development Stage Company]




                                   CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      4


        -  Balance Sheet, December 31, 1999                  5


        -  Statements of Operations, for the years ended
            December 31, 1999 and 1998 and from
            inception on March 19, 1997 through
            December 31, 1999                                6


        -  Statement of Stockholders' Equity, from
            inception on March 19, 1997 through
            December 31, 1999                                7


        -  Statements of Cash Flows, for the years ended
            December 31, 1999 and 1998 and from
            inception on March 19, 1997 through
            December 31, 1999                                8


        -  Notes to Financial Statements                  9 - 12

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
NAVARONE, INC.
New York, NY

We have audited the accompanying balance sheet of Navarone, Inc. [a development stage company] at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception on March 19, 1997 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Navarone, Inc. as of and for the year ended December 31, 1998 were audited by other auditors whose report, dated June 18, 1999 expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on March 19, 1997 through December 31, 1998 reflect a net loss of $14,127 of the total net loss from inception of $32,034. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Navarone, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




March 17, 2000
Salt Lake City, Utah

                                NAVARONE, INC.
                         [A Development Stage Company]

                                 BALANCE SHEET

                                    ASSETS

                                                 December 31,
                                                     1999
                                                 ___________
CURRENT ASSETS:
  Cash held by shareholder                        $    3,918
                                                 ___________
        Total Current Assets                      $    3,918
                                                ____________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $      587
                                                 ___________
        Total Current Liabilities                        587
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   10,385,000 shares issued and
   outstanding                                        10,385
  Capital in excess of par value                      24,980
  Deficit accumulated during the
    development stage                                (32,034)
                                                 ___________
        Total Stockholders' Equity                     3,331
                                                 ___________
                                                  $    3,918
                                                ____________
























   The accompanying notes are an integral part of this financial statement.

                                NAVARONE, INC.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS


                                        For the         From Inception
                                       Year Ended         on July 9,
                                       December 31,      1997 Through
                                  _____________________  December 31,
                                      1999      1998         1999
                                  __________ __________ ______________
REVENUE                            $      -   $      -   $       -
                                  __________ __________ ______________

EXPENSES:
  General and administrative          9,907     14,127      24,034
  Research and development            7,000          -       7,000
                                  __________ __________ ______________
        Total Expenses               16,907     14,127      31,034
                                  __________ __________ ______________
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES               (16,907)   (14,127)    (31,034)

CURRENT TAX EXPENSE                       -          -           -

DEFERRED TAX EXPENSE                      -          -           -
                                  __________ __________ ______________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                         (16,907)   (14,127)    (31,034)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                          (1,000)         -      (1,000)
                                  __________ __________ ______________
NET LOSS                           $(17,907)  $(14,127)  $ (32,034)
                                  __________ __________ ______________
LOSS PER COMMON SHARE:
  Continuing operations            $   (.00)  $   (.00)  $    (.00)
  Cumulative effect of change
   in accounting principle             (.00)         -        (.00)
                                  __________ __________ ______________
LOSS PER COMMON SHARE              $   (.00)  $   (.00)  $    (.00)
                                  __________ __________ ______________





  The accompanying notes are an integral part of these financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON MARCH 19, 1997

                           THROUGH DECEMBER 31, 1999

                                  (RESTATED)

                                                                    Deficit
                                                                  Accumulated
                                    Common Stock      Capital in   During the
                                _____________________  Excess of  Development
                                  Shares     Amount    Par Value     Stage
                                __________ __________ ___________ ____________
BALANCE, March 19, 1997                  - $        - $        -  $         -

Issuance of 10,000,000 shares
 of common stock in exchange
 for expenses of $1,000 paid
 by shareholder, March 19,
 1997                           10,000,000     10,000     (9,000)           -

Net loss for the period ended
 December 31, 1997                       -          -          -            -
                                __________ __________ ___________ ____________
BALANCE, December 31, 1997      10,000,000     10,000     (9,000)           -

Issuance of 385,000 shares
 of common stock for cash,
 October 1998 at $1.00 per
 share, net of stock offering
 costs of $6,635                   385,000        385     31,480            -

Net loss for the year ended
 December 31, 1998                       -          -          -      (14,127)
                                __________ __________ ___________ ____________
BALANCE, December 31, 1998      10,385,000     10,385     22,480      (14,127)

Expenses paid by and services
 performed by a shareholder
 accounted for as a
 contribution of capital                 -          -      2,500            -

Net loss for the year ended
 December 31, 1999                       -          -          -      (17,907)
                                __________ __________ ___________ ____________
BALANCE, December 31, 1999      10,385,000 $   10,385 $   24,980  $   (32,034)
                                __________ __________ ___________ ____________






   The accompanying notes are an integral part of this financial statement.

                                NAVARONE, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                                For the         From Inception
                                               Year Ended         on July 9,
                                               December 31,      1997 Through
                                          _____________________  December 31,
                                              1999      1998         1999
                                          __________ __________ ______________
Cash Flows From Operating Activities:
 Net loss                                  $(17,907)  $(14,127)  $ (32,034)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Non-cash expense                           2,500          -       2,500
   Effect of change in accounting
    principle                                 1,000          -       1,000
    Changes in assets and liabilities:
     Increase in accounts payable               400        187         587
                                          __________ __________ ______________
        Net Cash (Used) by Operating
         Activities                         (14,007)   (13,940)    (27,947)
                                          __________ __________ ______________
Cash Flows From by Investing Activities:

        Net Cash (Used) by Investing
         Activities                               -          -           -
                                          __________ __________ ______________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance              -     38,500      38,500
 Payment of stock offering costs                  -     (6,635)     (6,635)
                                          __________ __________ ______________
        Net Cash Provided by Financing
         Activities                               -     31,865      31,865
                                          __________ __________ ______________
Net Increase in Cash                        (14,007)    17,925       3,918

Cash at Beginning of Period                  17,925          -           -
                                          __________ __________ ______________
Cash at End of Period                      $  3,918   $ 17,925   $   3,918
                                          __________ __________ ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                               $      -   $      -   $       -
    Income taxes                           $      -   $      -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 1999
     The Company expensed its organizational costs of $1,000 in accordance with Statement of Position 98-5.

     An officer/shareholder paid expenses and provided services totaling $2,500 towards the prototype development. This was accounted for as a contribution to capital.

  For the Year Ended December 31, 1998
     The Company issued 10,000,000 shares of common stock in payment of offering costs of $1,000.





  The accompanying notes are an integral part of these financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Ezboy Imageworks, Inc. was organized under the laws of the State of Nevada on March 19, 1997, but changed its name in 1998 to Navarone, Inc (the Company). It intends to develop and pursue patent protection for novelty items for the photographic industry. The Company also intends to manufacture and market its inventions. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Financial Accounting Standards Board's Statement of Position 98-5.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

  Research and Development - The Company expenses research and development costs as incurred. Expenditures for research and development were $7,000 and $0 for the years ended December 31, 1999 and 1998, respectively.

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

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                                NAVARONE, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Restatement - The financial statements have been restated for all periods presented to reflect a ten for one forward stock split effective January 5, 2000 [See Notes 3 and 8].

NOTE 2 - CASH

  The Company's attorney, who is also a shareholder, currently holds cash in the amount of $3,918, belonging to the Company in a non-interest bearing and non-insured account.

NOTE 3 - CAPITAL STOCK

  Common Stock - On March 19, 1997, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock to its attorney for paying for organization costs of $1,000.

  In October 1998, the Company issued 385,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $38,500 (or $1.00 per share). Offering costs in the amount of $6,635 have been charged to additional paid in capital.

  In January 2000, the Company effected a ten for one forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Professional Services - A shareholder of the Company provides professional, legal and managerial services to the Company.

  Cash  -   A  shareholder holds cash in the amount of $3,918 belonging  to  the
  Company in a non-interest bearing and non-insured account.

  Rent - The Company currently does not have a need to rent office space but is using the address of an officer as a mailing address, as needed, at no cost to the Company. The President of the Company was paid a total of $3,000 in 1999 for the Company to use his studio for a short period in 1999 when the Company was doing prototype development.

  Prototype Development - Prototype development has been provided by the President of the Company utilizing existing studio space, equipment and materials of the President at an estimated total cost of $7,000 for the year ended December 31, 1999. The President has donated $2,500 of these expenses and services as a contribution to capital.

                                NAVARONE, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $31,600, which may be applied against future taxable income and which expire in 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,700 and $4,600 as of December 31, 1999 and 1998, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $6,100 for the year ended December 31, 1999.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended December 31, 1999 and 1998:


                                                For the         From Inception
                                               Year Ended         on July 9,
                                               December 31,      1997 Through
                                          _____________________  December 31,
                                              1999      1998         1999
                                          __________ __________ ______________
   Loss from continuing operations
   available to common shareholders
   (numerator)                             $(16,907)  $(14,127)  $ (31,034)
                                          __________ __________ ______________
   Cumulative effect of change in
   accounting  principle (numerator)       $ (1,000)  $      -   $  (1,000)
                                          __________ __________ ______________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator) [Restated]               10,385,000 10,000,000  10,172,625
                                          __________ __________ ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its organization costs of $1,000. This has been reflected as a cumulative effect of change in accounting principle.

                                NAVARONE, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - SUBSEQUENT EVENTS

  In January 2000, the Company effected a ten for one forward stock split effective January 5, 2000. The financial statements for all periods presented have been restated to reflect the forward stock split.

  Subsequent  to  December  31, 1999 the secretary-treasurer  (who  was  also  a
  director)  resigned.   The  Company's attorney and  majority  shareholder  was
  appointed to serve as secretary-treasurer and as a director.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                During March, 2000, the Company filed an 8-K advising of a change in auditors. This was due to the fact that the Company's previous auditor was very busy with his tax practice and did not have time to perform the audit for Navarone, Inc. There was no other reason for the change, and no disagreements with accountants on any accounting or financial disclosure matter.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                 The Company has two directors, who are also its officers and sole promoters. Mr. Krieger has served in the positions shown since inception and is expected to continue to serve until the earlier of: (a) the consummation of a Business Combination, if Management decides that that is the best choice of action for the Company; or (b) after the next annual meeting of shareholders and until his/her successor has been elected and has qualified. Ms. Abato took over the position of secretary-treasurer and director in March, 2000, when the Company's former secretary-treasurer resigned due to personal reasons.

             SALEM KRIEGER, the Company's president and a director, has been a free-lance photograph and graphic artist for more than fifteen years, and operates his own photographic arts business. Beginning in 1985, his work has appeared in group exhibitions at numberous museums and galleries thoughout
New York and New Jersey, and at Rizzoli Galleries in New York City, Chicago, Dallas and Costa Mesa, California. His work has appeared in a number of magazines including Photo Review, American Art, Artnews and The New York Times. Mr. Krieger has been the recipient of numberous grants and awards commencing in 1985, including from the National Endowment for the Arts and the New Jersey State Council on the Arts. He has producted commercial photographic and graphic artwork for a number of corporations which have been featured in product advertisements, including for Frozfruit Fruit Bar Company and Merrill Lynch, and Schuster, WH Freeman, MacMillan, and Collier Newfield.

          MAUREEN ABATO, age 41, the Company's secretary/treasurer, a director and counsel, earned a B.A. from New York University in 1980 and a J.D. from Brooklyn Law School in 1984. She has been a securities lawyer in private practice in New York since 1985. Until 1989 she owned and managed
Metropolitan Stock Transfer Company. During 1996-97 she was also an associate at Singer, Zamansky, a securities law firm in New York City. She was an officer and director of Avalon Enterprises, Inc. (now Avalon
Community Services) from 1991 to 1992. During 1989 she was counsel to and a director of Medizone International, Inc., a public company engaged in research and development into medical uses of ozone. From 1993 to 1997, she was an officer and director of Coronado Communications Corp. (now Nesko Industries) and of Davenport Ventures, Inc. (now royal Financial Corp.) During 1997 she was an officer and director of the Enterprise (now Ehealth.com). From 1991 to 1999 she was an officer and director of Bishop Equities, Inc., which acquired Hemex, Inc. and Aethlon, Inc. She is currently a principal shareholder in Gold & Green, Inc. and The Hathaway Corp., two companies which conducted stock offerings pursuant to Regulation D, Rule 504, and in Fortunata, Inc., a startup company which is contemplating conducting a securities offering.


Item 10.      Executive Compensation.

                 (a) During the year covered by the Report, the Company's president paid expenses and provided services worth $2,500, which he contributed to the capital of the Company. Ms. Abato received no compensation as an officer of the Company. The former secretary-treasurer received $1,000 in cash compensation.

                 (b) The Company has no employment agreement with either of its officers, both of whom are expected to continue to devote only a minimal portion of their time to the Company's affairs, unless in the event a Business Combination is consummated, whereupon they are expected to resign in favor of the management of the private company acquired or merged with.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

                  Shown in the following table are those individuals known to the Company to be the beneficial owners of more than five percent of any class of its voting securities, consisting of shares of common stock, par value $.001 per share. Also shown are the number of shares beneficially owned by the Company's directors, and by the officers and directors as a group. The following numbers reflect a ten-for-one forward stock split was enacted by the Company in March, 2000.

Number of              Name and address             Percentage of
shares owned           of beneficial owner           shares owned

5,500,000              Maureen Abato                      53%
                       2732 East 21st Street
                       Brooklyn, NY 11235

4,500,000              Salem Krieger                      43%
                       228 East 85th Street
                       New York, Ny 10028

10,000,000             Officers and directors
                       as a group (two persons)           96%

Item 12.     Certain Relationships and Related Transactions.

                 During the period covered by the Report, the Company was not a party to any transaction with its officers, directors, principal securityholders or the affiliates of any of such persons, invovling an amount exceeding $60,000. The only transactions consisted of the payment of fees to officers and the reimbursement of certain expenses by counsel.

Item 13.     Exhibits, Lists and Reports on Form 8-K.

                 (a) Filed herewith are an audited balance sheet and footnotes as of December 31, 1999 and related statements of income and expenses, cash flows and accumulated deficit for the years ended December 31, 1999 and 1998.

                        The following documents, previously filed with the Company's Form 10-SB, are incorporated by reference: Articles of Incorporation and By-laws.

                  (b) Reports on Form 8-K.

                        None filed during the period covered by the Annual
Report.

                          SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NAVARONE INC.

                                      By: s\ Salem Krieger
                                             Salem Krieger, President
Dated:     April 14, 2000

                In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      By: s\ Salem Krieger
                                             Salem Krieger, President
                                              and Director

Dated:     April 14, 2000

                                      By: s\ Maureen Abato
                                             Maureen Abato, Secretary-
                                             Treasurer and Director

Dated:     April 14, 2000


SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof, will be furnished to the Commission when available.