Form 10QSB
period 2000-03-31
NAVARONE INC
filed 2000-05-17
CIK 1074958

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2000

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

                             X  Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of May 16, 2000
         Common Stock                         10,385,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                   CONTENTS

                                                               PAGE

        -  Accountants' Review Report                            3


        -  Unaudited Condensed Balance Sheets,
            March 31, 2000 and December 31, 1999                 4


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2000
            and 1999 and from inception on March 19, 1997
            through March 31, 2000                               5

        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2000
            and 1999 and from inception on March 19, 1997
            through March 31, 2000                               6


        -  Notes to Unaudited Condensed Financial Statements   7 - 10

                          ACCOUNTANTS' REVIEW REPORT



Board of Directors
NAVARONE, INC.
New York, NY

We have reviewed the accompanying condensed balance sheet of Navarone, Inc. [a development stage company] as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31,
2000 and for the period from inception on March 19, 1997 through March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Navarone, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Navarone, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Navarone, Inc. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Pritchett, Siler & Hardy
PRITCHETT, SILER & HARDY, P.C.

May 16, 2000
Salt Lake City, Utah

                                NAVARONE, INC.
                         [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 [Unaudited - See Accountants' Review Report]



                                    ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder                 $  2,535    $    3,918
                                         ___________  ___________
        Total Current Assets               $  2,535    $    3,918
                                         ___________  ___________


                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $     60    $      587
                                         ___________  ___________
        Total Current Liabilities                60           587
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   10,385,000 shares issued and
   outstanding                               10,385        10,385
  Capital in excess of par value             24,980        24,980
  Deficit accumulated during the
    development stage                       (32,890)      (32,034)
                                         ___________  ___________
        Total Stockholders' Equity            2,475         3,331
                                         ___________  ___________
                                           $  2,535    $    3,918
                                         ___________  ___________







Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                 [Unaudited - See Accountants' Review Report]

                                                         From
                                  For the Three      Inception on
                                   Months Ended    March 19, 1997,
                                    March 31,          Through
                             ______________________   March 31,
                                 2000       1999         2000
                             ___________ __________   ___________
REVENUE                       $        -  $       -    $        -
                             ___________ __________   ___________

EXPENSES:
  General and administrative         856      3,590        24,890
  Research and development             -      3,000         7,000
                             ___________ __________   ___________
        Total Expenses               856      6,590        31,890
                             ___________ __________   ___________
LOSS BEFORE INCOME TAXES            (856)    (6,590)      (31,890)

CURRENT TAX EXPENSE                    -          -             -

DEFERRED TAX EXPENSE                   -          -             -
                             ___________ __________   ___________

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                            -     (6,590)      (31,890)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                            -          -        (1,000)
                              __________ __________   ___________

NET LOSS                       $    (856) $  (6,590)   $  (32,890)
                              __________ __________   ___________

LOSS PER COMMON SHARE:
  Continuing operations        $    (.00) $    (.00)   $     (.00)
  Cumulative effect of change
    in accounting principle            -          -          (.00)
                              __________ __________   ___________
  Net Loss Per Common
    Share                      $    (.00) $    (.00)   $     (.00)
                              __________ __________   ___________







   The accompanying notes are an integral part of these unaudited financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                 [Unaudited - See Accountants' Review Report]


                                                                   From
                                            For the Three      Inception on
                                             Months Ended    March 19, 1997,
                                              March 31,          Through
                                       ______________________   March 31,
                                           2000       1999         2000
                                       ___________ __________   ___________
Cash Flows From Operating Activities:
  Net loss                              $     (856) $  (6,590)   $  (32,890)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Non-cash expense                             -          -         2,500
    Effect of change in accounting
     principle                                   -          -         1,000
    Change in assets and liabilities:
      Increase (decrease) in accounts
       payable                                (527)     5,068            60
                                       ___________ __________   ___________
        Net Cash (Used) by Operating
         Activities                         (1,383)    (1,522)      (29,330)
                                       ___________ __________   ___________
Cash Flows From Investing Activities             -          -             -
                                       ___________ __________   ___________
        Net Cash (Used) by Investing
         Activities                              -          -             -
                                       ___________ __________   ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance            -          -        38,500
  Payment of stock offering costs                -          -        (6,635)
                                       ___________ __________   ___________
        Net Cash Provided by Financing
         Activities                              -          -        31,865
                                       ___________ __________   ___________
Net Increase (Decrease) in Cash             (1,383)    (1,522)        2,535

Cash at Beginning of Period                  3,918     13,925             -
                                       ___________ __________   ___________
Cash at End of Period                   $    2,535  $  12,403    $    2,535
                                       ___________ __________   ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                            $        -  $       -    $        -
    Income taxes                        $        -  $       -    $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2000:
     None.

  For the three months ended March 31, 1999:
     None






   The accompanying notes are an integral part of these unaudited financial statements.

                                NAVARONE, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Ezboy Imageworks, Inc. was organized under the laws of the State of Nevada on March 19, 1997, but changed its name in 1998 to Navarone, Inc (the Company). The Company intends to develop and pursue patent protection for novelty items for the photographic industry. The Company also intends to manufacture and market its inventions. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

  Research and Development - The Company expenses research and development costs as incurred. Expenditures for research and development were $0 and $3,000 for the three months ended March 31, 2000 and 1999, respectively.

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

  Restatement - The financial statements have been restated for all periods presented to reflect a ten for one forward stock split effective January 5, 2000 [See Note 3].

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

NOTE 2 - CASH

  The Company's attorney, who is also a shareholder, currently holds cash belonging to the Company in the amount of $2,535, in a non-interest bearing and non-insured account.

NOTE 3 - CAPITAL STOCK

  Common Stock - On March 19, 1997, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services valued at $1,000 related to organizing the Company.

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

  Cash  -   A  shareholder holds cash in the amount of $2,535 belonging  to  the
  Company in a non-interest bearing and non-insured account.

  Rent - The Company currently does not have a need to rent office space but is using the address of an officer as a mailing address, as needed, at no cost to the Company. The President of the Company was paid a total of $3,000 in 1999 for the Company to use his studio for a short period in 1999 when the Company was doing prototype development.

  Prototype Development - During 1999, the President donated $2,500 of services and unpaid expenses for prototype development that included utilization of existing studio space, equipment and materials. The $2,500 was accounted for as a contribution to capital.

                                NAVARONE, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, the Company has available unused operating loss carryforwards of approximately $32,500, which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,000 and $10,700 as of March 31, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $300 for the three months ended March 31, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended March 31, 2000 and 1999:

                                                                   From
                                            For the Three      Inception on
                                             Months Ended    March 19, 1997,
                                              March 31,          Through
                                       ______________________   March 31,
                                           2000       1999         2000
                                       ___________ __________   ___________
   Loss from continuing operations
   available to common shareholders
   (numerator)                          $     (856) $  (6,590)   $  (31,890)
                                       ___________ __________   ___________
   Cumulative effect of change in
   accounting  principle  (numerator)   $        -  $       -    $   (1,000)
                                       ___________ __________   ___________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator) [Restated]             10,385,000 10,000,000    10,190,068
                                       ___________ __________   ___________

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

Plan of Operation

  Navarone, Inc. is a new company in the development phase, engaged in the development of novelty products related to the photographic industry. The Company has completed production of prototypes for its first two products and management has been pursuing the possibility of entering into royalty agreements with companies interested in its Booger Bubble Gum Card Packages or its Serenity Lamp, but to date, no such agreements have been executed. Management is currently exploring other possiblilities for sale of its products. The Company does not have the resources to market its products directly at this time; as of the date of the Report, it had assets of only $2,535, in the form of cash being held by its attorney on the Company's behalf. The Company is also presently contemplating a second offering of securities in order to raise additional funds, but no decision has yet been made in this regard. In the meantime, the Company will rely upon loans from its officers and principal shareholders in order to keep its expenses paid until such time as it has achieved sufficient income, or until such time as management should decide to abandon the Company's original business plan and pursue merger or acquisition with an existing business.


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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

          During April, 2000, all 38,500 free-trading shares were purchased from the investors by Tim Abato, a shareholder. Subsequently, during May, 2000 the shares were purchased by Maureen Abato, who is a principle shareholder, a director, and secretary-treasurer of the Company. All transactions were made pursuant to Stock Purchase Agreements, at a price of $1.00 per share.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K:
          None.

                                  NAVARONE, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned duly authorized.

                                      NAVARONE, INC.




Date: May 16, 2000                    By  /s/ Salem Krieger
                                          Salem Krieger, President


   /s/ Salem Krieger
       Salem Krieger      President                  May 16, 2000

   /s/ Maureen Abato
       Maureen Abato      Secretary-Treasurer        May 16, 2000