Form 10QSB
period 2000-06-30
NAVARONE INC
filed 2000-10-20
CIK 1074958

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 2000

                Commission File Number 13-4051167

                         NAVARONE, INC.
     (Exact name of registrant as specified in its charter)


            Nevada                          13-4051167
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


c/o Judy Shelton, 1106 West Choctaw Street, Broken Bow, OK 74728
            (Address of principal executive offices)
                           (Zip Code)

                         (580) 584-5499
      (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X  Yes        ___ No

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class             Outstanding as of October 17, 2000
        --------------        ----------------------------------
         Common Stock                       20,485,000

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          NAVARONE, INC.
                  [A Development Stage Company]

                         JUNE 30, 2000

            Unaudited Condensed Balance Sheets,
              June 30, 2000 and December 31, 1999             3

            Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30,
              2000 and 1999 and from inception on March 19,
              1997 through June 30, 2000                      4

            Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2000 and
              1999 and from inception on March 19, 1997
              through June 30, 2000                           5


           Notes to Unaudited Condensed Financial
             Statements                                  6 - 10

                         NAVARONE, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]



                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder               $         -  $     3,918
                                         ___________  ___________
Total Current Assets                     $         -  $     3,918
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                       $         -  $       587
                                         ___________  ___________
        Total Current Liabilities                  -          587
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   10,385,000 shares issued and
   outstanding                                10,385       10,385
  Capital in excess of par value              25,523       24,980
  Deficit accumulated during the
    development stage                        (35,908)     (32,034)
                                         ___________  ___________
        Total Stockholders' Equity                 -        3,331
                                         ___________  ___________
                                         $         -  $     3,918
                                         ___________  ___________







Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                         NAVARONE, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]


                  For the Three    For the Six        From Inception
                  Months Ended     Months Ended         on March 19,
                   June 30,          June 30,          1997 Through
               __________________  __________________    June 30,
                 2000     1999      2000       1999        2000
               _________ ________  _________ ________  ___________
REVENUE, net   $       - $      -  $      -  $      -  $         -
               _________ ________  _________ ________  ___________
EXPENSES:
 General and
 administrative        -        -          -        -            -
               _________ ________  _________ ________  ___________

LOSS FROM
 CONTINUING
 OPERATIONS
 BEFORE
 INCOME TAXES          -        -          -        -            -

CURRENT TAXES
 EXPENSE               -        -          -        -            -
DEFERRED TAX
 EXPENSE               -        -          -        -            -
               _________ ________  _________ ________  ___________

LOSS FROM
 CONTINUING
 OPERATIONS
 BEFORE
 DISCONTINUED
 OPERATIONS
 AND CHANGE
 IN ACCOUNTING
 PRINCIPLE             -        -          -        -            -
               _________ ________  _________ ________  ___________

DISCONTINUED
 OPERATIONS
  Loss from
   discontinued
   operations
  (net of $0
  income taxes)   (3,078)  (2,745)    (3,874)  (9,335)     (34,908)

  Loss on
   disposal of
   discontinued
   operations
  (net of $0
  income taxes)        -        -          -        -            -
               _________ ________  _________ ________  ___________

Total
 Discontinued
 Operations      (3,078)   (2,745)    (3,874)  (9,335)     (34,908)
               _________ ________  _________ ________  ___________

CUMULATIVE
 EFFECT OF
 CHANGE IN
 ACCOUNTING
 PRINCIPLE            -    (1,000)         -   (1,000)       (1,000)
               _________ ________  _________ ________  ___________

NET LOSS       $  (3,078)$ (3,745) $  (3,874)$(10,335) $   (35,908)
               _________ ________  _________ ________  ___________
LOSS PER
 COMMON SHARE:
  Continuing
   operations  $       - $      -  $       - $      -  $         -
  Discontinued
   operations       (.00)    (.00)      (.00)    (.00)        (.00)
  Cumulative
   effect of
   change in
   accounting
   principle           -     (.00)         -        -         (.00)
               _________ ________  _________ ________  ___________
  Net Loss Per
   Common
   Share       $    (.00)$   (.00) $    (.00)$   (.00) $      (.00)
               _________ ________  _________ ________  ___________

 The accompanying notes are an integral part of these unaudited financial statements.

                         NAVARONE, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]


                                      For the Six    From Inception
                                      Months Ended    on March 19,
                                        June 30,      1997 Through
                                  ___________________   June 30,
                                    2000       1999       2000
                                  _________ _________  ____________
Cash Flows From Operating
 Activities:
  Net loss                        $  (3,874)$ (10,335) $    (35,908)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Non-cash expense                      -         -         2,500
    Effect of change in
     accounting principle                 -      1,000         1,000
    Change in assets and
     liabilities:
      Increase (decrease) in
       accounts payable                (587)     (187)            -
                                  _________ _________  ____________
        Net Cash (Used) by
         Operating Activities        (4,461)   (9,522)      (32,408)
                                  _________ _________  ____________
Cash Flows From Investing
 Activities
                                   _________ _________  ____________
        Net Cash (Used) by
         Investing Activities             -         -             -
                                  _________ _________  ____________
Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                               -         -        38,500
  Payment of stock offering costs         -         -        (6,635)
  Capital contribution                  543     2,500           543
                                  _________ _________  ____________
        Net Cash Provided by
         Financing Activities           543     2,500        32,408
                                  _________ _________  ____________
Net Increase (Decrease) in Cash       3,918    (7,022)            -

Cash at Beginning of Period           3,918    17,925             -
                                  _________ _________  ____________
Cash at End of Period             $       - $  10,903  $          -
                                  ========= =========  ============

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the periods for:
    Interest                      $       - $       -  $          -
    Income taxes                  $       - $       -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the six months ended June 30, 2000:
     A shareholder of the Company forgave the Company of their $543 debt, accounted for as a contribution to capital.

  For the six months ended June 30, 1999:
     None










 The accompanying notes are an integral part of these unaudited financial statements.

                         NAVARONE, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Ezboy Imageworks, Inc. was organized under the laws of the State of Nevada on March 19, 1997, but changed its name in 1998 to Navarone, Inc (the Company). The Company previously intended to develop and pursue patent protection for novelty items for the photographic industry. The Company also intended to manufacture and market its inventions. During July 2000, the Company discontinued its previously planned operations to begin a brokerage service where the Company buys and sells liquidation and close-out merchandise and related products to retail stores, flea market vendors, auction houses, and other bulk purchasers and sellers. (See Note 8). The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated signifi-cant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No.7.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for income taxes.

  Research and Development - The Company expenses research and development costs as incurred. Expenditures for research and development were $0 and $0 for the three and six months ended June 30, 2000 and 1999, respectively.

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

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, The Company's management decided to abandon the Company's original business plan of developing and pursuing patent protection for novelty items for the photographic industry. The Company also intends to manufacture and market its inventions and seeks a merger or acquisition with an existing business.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended June 30, 2000 and 1999 and from inception on March 19, 1997 through June 30, 2000:
                                                    From Inception
                                 For the Six Months   on March 19,
                                   Ended June 30,    1997 through
                                 __________________    June 30,
                                   2000       1999       2000
                                 ________ _________   __________
  Net revenues                   $      - $       -   $        -
  Other operating expenses         (3,874)   (9,335)     (34,908)
  Other income (expenses)               -         -            -
  Provision for income taxes            -         -            -
  Change in accounting principle        -    (1,000)      (1,000)
                                 ________ _________   __________
  Net loss                       $ (3,874)$ (10,335)  $  (35,908)
                                 ________ _________   __________
  Loss per common share:         $   (.00)$    (.00)  $     (.00)
                                 ________ _________   __________

                         NAVARONE, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Common Stock - On March 19, 1997, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services valued at $10,000 related to organizing the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

  Contributed Capital - A shareholder of the Company forgave the Company of their $543 debt, accounted for as a contribution to Capital.

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

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available unused operating loss carryforwards of approximately $35,900, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,200 and $10,700 as of June 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,200 for the six months ended June 30, 2000.

                         NAVARONE, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended June 30, 2000 and 1999:

                    For the Three    For the Six         From Inception
                    Months Ended     Months Ended         on March 19,
                     June 30,          June 30,           1997 Through
               _____________________  __________________    June 30,
                 2000       1999      2000       1999         2000
               __________ __________ __________ __________ __________

   Loss from
    continuing
    operations
    available to
    common
    shareholders
   (numerator) $        - $        - $        - $        - $        -
               __________ __________ __________ __________ __________
  Loss from
   discontinued
   operations
   (numerator) $   (3,078)$   (3,745)$   (3,874)$  (10,335)$  (35,908)
               __________ __________ __________ __________ __________
  Cumulative
   effect of
   change in
   accounting
   principle
  (numerator)  $        - $          $        - $        - $   (1,000)
               __________ __________ __________ __________ __________
  Weighted
   average
   number of
   common
   shares
   outstanding
   used in
   loss per
   share for
   the period
  (denominator)
  [Restated]   10,385,000 10,385,000 10,385,000 10,385,000 10,204,862
               __________ __________ __________ __________ __________

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

                         NAVARONE, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

  During July 2000, the Company's president, director and majority shareholder as well as the Company's secretary, director and shareholder, sold their controlling interest in the Company and resigned as officers and directors of the Company. The newly appointed officers and directors commenced the development of the Company's new business plan. Pursuant to a meeting of the new board of directors the Company issued the new President of the Company 10,100,000 shares of the Company's common stock in lieu of $10,100 in cash compensation for services rendered. The Company also formed a wholly owned subsidiary, OK Trading Corporation, a Nevada Corporation; discontinued it former operations; and began planning on developing a business to broker, buy and sell liquidation and close-out merchandise and related products to retail stores, flea market vendors, auction houses and other bulk purchasers. Pursuant to the change in control and change in business plan the Company discontinued it's previous operations. (See Note 2).

Item 2. Management's   Discussion  and  Analysis   or   Plan   of
          Operation.

      Navarone, Inc. (herein, the "Issuer", the "Registrant" or the "Company") is a development phase Company. Until August 2000 the Company was primarily engaged in the development of novelty products related to the photographic industry. The Company completed production of prototypes for its first two products and management pursued the possibility of entering into royalty agreements with companies interested in its Booger Bubble Gum Card Packages or its Serenity Lamp, but to date, no such agreements have been executed.

The Company did not have the resources to market its products directly. The Company also contemplated a second offering of securities in order to raise additional funds, but ultimately decided against it. The Company relied upon loans from its officers and principal shareholders in order to keep its expenses paid until such time as it achieved sufficient income, or until such time as management should decide to abandon the Company's original business plan and pursue merger or acquisition with an existing business.

In July 2000, the Board met again, re-examined its options, and decided that the Company must pursue another business or a merger or acquisition with another on going business. In August 2000, two (2) of the majority shareholders sold their controlling interest in the Company and resigned as Officers and Directors of the Company. At this point, the newly appointed Officer and Director commenced development of the Company's new Business Plan. Pursuant to a meeting of the new Board of Directors, the Company authorized the formation of a wholly owned subsidiary, OK Trading Corporation ("OK TRADING") a Nevada Corporation. Whereas the initial business of OK TRADING will be to develop and operate a business that brokers, buys and sells liquidation and close-out merchandise and related products.


Plan of Operation

OK Trading Corp. ("OK TRADING") is currently assembling an experienced management team that has demonstrated the ability to cost effectively acquire merchandise through wholesale auctions across the country as well as liquidation acquisitions and discontinued merchandise. OK Trading will then resell the merchandise in bulk to retail stores, flea market vendors, auction houses and other bulk purchasers.

The Company's core target markets, retail stores, flea market vendors, auction houses and other bulk purchasers are high value customers because profit margins are typically substantial and customer loyalty is typically high. The Company's management has developed and refined the processes and procedures to acquire the targeted merchandise at a low cost. Adding staff and additional geographic markets can increase the projected rate of merchandise acquisition and re-sale. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large merchandise and customer base in markets that are currently very active. In addition to the customer base providing substantial sales margins, the opportunity exists to cross-sell additional products in the future at very low cost.
OK Trading will use various warehouse facilities around the country on an as needed basis that allow the Company to have many resources available without the overhead. OK Trading will closely monitor additional markets that can be cost effectively and successfully entered. The Company will also pursue development of a web-site to facilitate the purchase and sale of its merchandise, thus providing large growth opportunities to OK Trading.

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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

       On August 7, 2000 pursuant to a meeting of the board of directors, the company issued 10,100,000 shares of its treasury stock in lieu of cash compensation for services, therefore increasing the number of issued and outstanding shares to 20,485,000.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

The Company is filing this report to inform shareholders of the change in control that has occurred.

Change in Control of Registrant.

      On August 3, 2000, Salem Krieger ("KRIEGER") the President, Director and a Major shareholder as well as Maureen Abato ("ABATO") the Secretary, Treasurer, Director and a Major Shareholder executed an agreement with Judy Shelton ("SHELTON"), to transfer a majority (57%) of the outstanding shares of common stock of the Company owned by Krieger and Abato to Judy Shelton.

      The terms of the Agreement between Krieger, Abato and Shelton requires that the present officers and directors of the Company resign and appoint Shelton as Sole officer and Director.

      Pursuant to a meeting of the new Board, Judy Shelton was issued 10,100,000 shares of the company's treasury stock in lieu of cash compensation for services rendered, resulting in Ms. Shelton's ownership of 78% of the issued and outstanding shares of the Company. Additionally the Company was authorized to form a wholly owned subsidiary, OK Trading Corporation ("OK TRADING") as a Nevada Corporation. The business of OK Trading will be to implement and operate a business that brokers, buys and sells liquidation and close-out merchandise and related products.



Security Ownership of Management

Name             Title         Class       No. of Shares   Percent
Judy Shelton     President     Common      16,075,000         78%


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - None

     (b) Reports on Form 8-K - None.



SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVARONE, INC.


By: /s/ Judy Shelton
Judy Shelton, Pres. & Director
Date:  Broken Bow, OK
       October 17, 2000