Form 10QSB
period 2000-09-30
NAVARONE INC
filed 2000-11-07
CIK 1074958

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 2000

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

            Class             Outstanding as of November 2, 2000
        --------------        ----------------------------------
         Common Stock                       20,485,000






                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

            Unaudited Condensed Consolidated
              Balance Sheets, September 30, 2000
              and December 31, 1999                         2


            Unaudited Condensed Consolidated
              Statements of Operations, for
              the three and nine months ended
              September 30, 2000 and 1999 and
              from inception on March 19, 1997
              through September 30, 2000                    3

            Unaudited Condensed Consolidated
              Statements of Cash Flows, for the
              nine months ended September 30, 2000
              and 1999 and from inception on
              March 19, 1997 through September 30,
              2000                                          4


             Notes to Unaudited Condensed
               Consolidated Financial Statements        5 - 9

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

              CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Unaudited]



                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder               $         -  $     3,918
                                         ___________  ___________
Total   Current   Assets                 $         -  $     3,918
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $       950  $       587
                                         ___________  ___________
        Total Current Liabilities                950          587
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   20,485,000 and 10,385,000 shares
   issued and outstanding                     20,485       10,385
  Capital in excess of par value              25,523       24,980
  Deficit accumulated during the
    development stage                        (46,958)     (32,034)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                              (950)       3,331
                                         ___________  ___________
                                         $         -  $     3,918
                                         ___________  ___________







Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           [Unaudited]

                       For the Three     For the Nine     From Inception
                       Months Ended      Months Ended      on March 19,
                       September 30,     September 30,     1997 through
                    __________________ ___________________ September 30,
                       2000     1999     2000      1999       2000
                    _________ ________ _________ _________ _____________
REVENUE, net        $       - $      - $       - $       - $           -
                    _________ ________ _________ _________ _____________
EXPENSES:
  General and
    administrative     11,050        -    11,050         -        11,050
                    _________ ________ _________ _________ _____________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES        (11,050)       -   (11,050)        -       (11,050)

CURRENT TAX EXPENSE         -        -         -         -             -
DEFERRED TAX EXPENSE        -        -         -         -             -
                    _________ ________ _________ _________ _____________
LOSS FROM CONTINUING
  OPERATIONS          (11,050)       -   (11,050)        -       (11,050)
                    _________ ________ _________ _________ _____________
DISCONTINUED
  OPERATIONS:
   Loss from
     discontinued
     operations
    (net of $0
     income taxes)          -   (2,766)   (3,874)  (12,101)      (34,908)

   Loss on disposal
     of discontinued
     operations
    (net of $0
     income taxes)          -        -         -         -             -
                    _________ ________ _________ _________ _____________
LOSS FROM DISCONTINUED
  OPERATIONS                -   (2,766)   (3,874)  (12,101)      (34,908)
                    _________ ________ _________ _________ _____________
CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING
  PRINCIPLE                 -        -         -    (1,000)       (1,000)
                    _________ ________ _________ _________ _____________

NET LOSS            $ (11,050)$ (2,766)$ (14,924)$ (13,101)$     (46,958)
                    _________ ________ _________ _________ _____________
LOSS PER COMMON
  SHARE:
   Continuing
     operations     $    (.00) $      - $   (.00) $       - $       (.00)
  Discontinued
    operations           (.00)     (.00)    (.00)      (.00)        (.00)
  Cumulative effect
    of change in
    accounting
    principle               -         -        -       (.00)        (.00)
                    _________ ________ _________ _________ _____________
     Net Loss Per
       Common Share $    (.00)$   (.00)$    (.00)$    (.00)$        (.00)
                    _________ ________ _________ _________ _____________

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Unaudited]


                                          For the Nine    From Inception
                                          Months Ended     on March 19,
                                          September 30,    1997 Through
                                       ___________________ September 30,
                                         2000      1999        2000
                                       _________ _________ _____________
Cash Flows From Operating Activities:
  Net loss                             $ (14,924)$ (13,101)$     (46,958)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Non-cash expense                     10,100         -        10,100
     Effect of change in accounting
       principle                               -     1,000         1,000
    Change in assets and liabilities:
     Increase (decrease) in accounts
       payable                               363         -           950
                                       _________ _________ _____________
        Net Cash (Used) by Operating
          Activities                      (4,461)  (12,101)      (34,908)
                                       _________ _________ _____________
Cash Flows From Investing Activities           -         -             -
                                       _________ _________ _____________
        Net Cash (Used) by Investing
          Activities                           -         -             -
                                       _________ _________ _____________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -         -        38,500
  Payment of stock offering costs              -         -        (6,635)
  Capital contribution                       543     2,500         3,043
                                       _________ _________ _____________
        Net Cash Provided by Financing
          Activities                         543     2,500       (34,908)
                                       _________ _________ _____________
        Net Increase (Decrease) in Cash   (3,918)   (9,601)            -

Cash at Beginning of Period                3,918    17,925             -
                                       _________ _________ _____________
Cash at End of Period                  $       - $   8,324 $           -
                                       _________ _________ _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                           $       - $       - $           -
    Income taxes                       $       - $       - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2000:
    A shareholder of the Company forgave the Company of their $543 debt, accounted for as a contribution to capital.

    The Company issued 10,100,000 shares of common stock for services rendered, valued at $10,100.

  For the nine months ended September 30, 1999:
    None










 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Ezboy Imageworks, Inc. was organized under the laws of the State of Nevada on March 19, 1997, but changed its
  name  in  1998  to  Navarone,  Inc (the  Company).   The  Company
  previously intended to develop and pursue patent protection for novelty items for the photographic industry. The Company also intended to manufacture and market its inventions. During July 2000, the Company discontinued its previously planned operations formed a wholly-owned subsidiary OK Trading Corporation, a Nevada Corporation to begin a brokerage service where the Company, buys and sells liquidation and close-out merchandise and related products to retail stores, flea market vendors, auction houses and other bulk purchasers and sellers. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Condensed Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary OK Trading Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Restatement - The financial statements have been restated for all periods presented to reflect a ten for one forward stock split effective January 5, 2000 [See Note 3].

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the  effective  date of FASB Statement No. 133 (an  amendment  of
  FASB  Statement No. 133.),"   SFAS  No.  138 "Accounting  for
  Certain  Derivative  Instruments  and Certain Hedging  Activities
  - and Amendment of SFAS No. 133", SFAS No.139, "Rescission of SFAS No. 53 and Amendment to SFAFS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued, SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, management decided to abandon the Company's original business plan of developing manufacturing and pursuing patent protection for novelty items for the photographic industry.

  The  following  is a condensed proforma statement  of  operations that reflects what the presentation would have been for the periods ended September 30, 2000 and 1999 and from inception on
  March 19, 1997 through September 30, 2000 if the Company had not discontinued it's previous operations:
                                          For the Nine    From Inception
                                          Months Ended     on March 19,
                                          September 30,    1997 Through
                                       ___________________ September 30,
                                         2000      1999        2000
                                       _________ _________ _____________
  Net revenues                         $       - $       - $           -
  Other operating expenses               (14,924)  (12,101)      (45,958)
  Other income (expenses)                      -         -             -
  Provision for income taxes                   -         -             -
  Change in accounting principle               -    (1,000)       (1,000)
                                       _________ _________ _____________
  Net loss                             $ (14,924)$ (13,101)$     (46,958)
                                       _________ _________ _____________
  Loss per common share:               $    (.00)$    (.00)$        (.00)
                                       _________ _________ _____________

                 NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Common Stock - During July 2000, the Company's president, director and majority shareholder as well as the Company's secretary, director and shareholder, sold their controlling interest in the Company and resigned as officers and directors of the Company. The newly appointed officers and directors commenced the development of the Company's new business plan. Pursuant to a meeting of the new board of directors the Company issued the new President of the Company 10,100,000 shares of the Company's common stock in lieu of $10,100 in cash compensation for services rendered.

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

  On   August  15,  2000,  the  Company  amended  its  Articles  of
  Incorporation  increasing  the  authorized  common  shares   from
  25,000,000 to 100,000,000 with a par value of $.001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Contributed Capital - A shareholder of the Company forgave the Company of their $543 debt, accounted for as a contribution to contributed capital.

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

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $47,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,000 and $10,700 as of September 30, 2000 and December 31, 1999, respectively; with an offsetting valuation allowance at each period end of the same amount, resulting in a change in the valuation allowance of approximately $5,300 for the nine months ended September 30, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended September 30, 2000 and 1999:

                    For the Three        For the Nine     From Inception
                    Months Ended         Months Ended      on March 19,
                    September 30,        September 30,     1997 through
               _____________________ _____________________ September 30,
                  2000       1999       2000       1999        2000
               __________ __________ __________ __________ _____________
   Loss from
   continuing
   operations
   available to
   common
   shareholders
   (numerator) $  (11,050)$        - $  (11,050)$        - $     (11,050)
               __________ __________ __________ __________ _____________
   Loss from
   discontinued
   Operations
   (numerator) $        - $   (2,766)$   (3,874)$  (12,101)$     (34,908)
               __________ __________ __________ __________ _____________
   Cumulative effect
   of change in
   accounting
   principle
   (numerator)      $       - $        $       - $  (1,000)$      (1,000)
               __________ __________ __________ __________ _____________
   Weighted average
   number of common
   shares
   outstanding
   used in loss per
   share for the
   period
   (denominator)
   [Restated]  18,838,261 10,385,000 13,223,321 10,385,000    10,820,101
               __________ __________ __________ __________ _____________

                  NAVARONE, INC. AND SUBSIDIARY
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE [CONTINUED]

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

Item 2. Management's   Discussion  and  Analysis   or   Plan   of
          Operation.

      Navarone, Inc. (herein, the "Issuer", the "Registrant" or the "Company") is a development phase Company. Until July 2000, the Company was primarily engaged in the development of novelty products related to the photographic industry. The Company completed production of prototypes for its first two products and management pursued the possibility of entering into royalty agreements with companies interested in its Booger Bubble Gum Card Packages or its Serenity Lamp, but to date, no such agreements have been executed.

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

NAVARONE, INC.


By: /s/   Judy Shelton   .
Judy Shelton, Pres. & Director
Dated:  Broken Bow, OK
        November2, 2000