Form 10KSB
period 2000-12-31
NAVARONE INC
filed 2001-04-13
CIK 1074958

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                      Commission File Number 1-14903

                              NAVARONE , INC.
         (Exact name of Issuer as stated in its corporate charter)

              Nevada                               13-4051167
     (State of Incorporation)              (IRS Taxpayer I.D. Number)

     c/o Judy Shelton, 1106 West Choctaw Street, Broken Bow, OK 74728
                 (Address of principal executive offices)

Issuer's Telephone Number:   (580) 584-5499

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of common stock, par value $.001; not yet registered on any exchange.

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days: Yes:  x   No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x

State Issuer's revenues for its most recent fiscal year:    $0

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 38,500 as of April 2, 2001. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold.)

The number of shares of Common Stock, $0.001 par value, issued and outstanding on December 31, 2000, was 20,485,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                             Table of Contents

                               NAVARONE INC.
                                  10-KSB

     PART I...............................................1
     Item 1...............................................1
     Item 2...............................................2
     Item 3...............................................2
     Item 4...............................................2
     Part II..............................................3
     Item 5...............................................3
     Item 6...............................................3
     Item 7...............................................4
     Item 8..............................................15
     Part III............................................15
     Item 9..............................................15
     Item 10.............................................15
     Item 11.............................................15
     Item 12.............................................15
     Item 13.............................................16

                                  PART I


Item 1.     Business Development.

      Navarone, Inc. (herein, the "Issuer", the "Registrant" or the "Company") is a development phase Company. Until August 2000, the Company was primarily engaged in the development of novelty products related to the photographic industry. The Company completed production of prototypes for its first two products and management pursued the possibility of entering into royalty agreements with companies interested in its Booger Bubble Gum Card Packages or its Serenity Lamp, but to date, no such agreements have been executed.

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


Plan of Operation

      OK Trading Corp. ("OK TRADING") plans to assemble an experienced management team that has demonstrated the ability to cost effectively acquire merchandise through wholesale auctions across the country as well as liquidation acquisitions and discontinued merchandise. OK Trading will then resell the merchandise in bulk to retail stores, flea market vendors, auction houses and other bulk purchasers.

     The Company's core target markets, retail stores, flea market vendors, auction houses and other bulk purchasers are high value customers because profit margins are typically substantial and customer loyalty is typically high. The Company's management believes it can develop and refine the processes and procedures to acquire the targeted merchandise at a low cost.

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

Forward-Looking Statements

     When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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


Item 2.     Properties.

             The Company currently has no need for its own offices but does use as its address the office of its President as need without charge. The Company will rent or lease additional space as needed.

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
Matters.

              (a) The Company has issued only one class of common equity securities, its common stock, par value $.001 per share. As of the date of this Report, no trading activity had commenced.

             (b) As of December 31, 2000, the Company had 41 holders of its common stock,

             (c) No dividends were declared and none are anticipated in the foreseeable future.





Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             OK Trading Corp., our wholly owned subsidiary, started operations in September 2000
Marketing plans are being developed to build a large merchandise and customer base in markets that are currently very active. Marketing literature is being prepared for a direct mail campaign scheduled for the second quarter 2001. Product offerings will be developed and be customized to particular clients. General contracts and consignment agreements will be designed for specific products and customers.

      Without NASD approval and access to the capital markets, we will be unable to complete our current expansion plans.

      The Company has no material commitments for capital expenditures. If cash flow permits, however, the Company plans to enhance its system capabilities to more efficiently and effectively provide its services.

           The Company believes that it will need additional financing to meet is operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion.

           The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2001 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or postpone planned expansion, or possibly scale back operations. The Company does not have any lines of credit.

Item 7.     Financial Statements and Supplementary Data.


                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      5


        -  Consolidated Balance Sheet, December 31, 2000     6


        -  Consolidated Statements of Operations, for the
            years ended December 31, 2000 and 1999 and
            from inception on March 19, 1997 through
            December 31, 2000                                7


        -  Consolidated Statement of Stockholders' Equity
            (Deficit), from inception on March 19, 1997
            through December 31, 2000                        8


        -  Consolidated Statements of Cash Flows, for the
            years ended December 31, 2000 and 1999 and
            from inception on March 19, 1997 through
            December 31, 2000                                9


        -  Notes to Consolidated Financial Statements  10 - 14

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
NAVARONE, INC. AND SUBSIDIARY
Broken Bow, Oklahoma 74728

We have audited the accompanying consolidated balance sheet of Navarone, Inc and Subsidiary. [a development stage company] at December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on March 19, 1997 through December 31, 2000.
These   financial  statements  are  the  responsibility  of  the  Company's management. Our responsibility is to express an opinion on these financial statements based on our audit The financial statements of Navarone, Inc. for the period from inception on March 19, 1997 through December 31, 1998, reflect a loss of $14,127 of the total loss from inception of $48,108, were audited by other auditors whose report, date June 18, 1999 expressed an unqualified opinion on these financial statements. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion based, on our audit and the report of the other auditors, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Navarone, Inc. and Subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/PRITCHETT, SILER, AND HARDY, P.C.
PRITCHETT, SILER, AND HARDY, P.C.
March 17, 2001
Salt Lake City, Utah

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                 December 31,
                                                     2000
                                                 ___________
CURRENT ASSETS:
  Cash                                            $        -
                                                 ___________
        Total Current Assets                      $        -
                                                ____________

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $    2,100
                                                 ___________
        Total Current Liabilities                      2,100
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   20,485,000 shares issued and
   outstanding                                        20,485
  Capital in excess of par value                      25,523
  Deficit accumulated during the
    development stage                                (48,108)
                                                 ___________
        Total Stockholders' Equity (Deficit)          (2,100)
                                                 ___________
                                                  $        -
                                                ____________























The accompanying notes are an integral part of this consolidated financial statement.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the       From Inception
                                      Year Ended       on March 19,
                                     December 31,     1997 Through
                                 ____________________ December 31,
                                     2000     1999        2000
                                  _________ _________ ___________
REVENUE                            $      -  $      -  $        -
                                  _________ _________ ___________

EXPENSES:
  General and administrative         12,200         -      12,200
                                  _________ _________ ___________
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES               (12,200)        -     (12,200)

CURRENT TAX EXPENSE                       -         -           -

DEFERRED TAX EXPENSE                      -         -           -
                                  _________ _________ ___________
LOSS FROM CONTINUING
  OPERATIONS                        (12,200)        -     (12,200)
                                  _________ _________ ___________
DISCONTINUED OPERATIONS:
  Loss from discontinued operations
    (net of $0 income taxes)         (3,874)  (16,907)    (34,908)
  Loss on disposal of discontinued
    operations (net of $0 taxes)          -         -           -
                                  _________ _________ ___________

LOSS FROM DISCONTINUED OPERATIONS	 (3,874)  (16,907)    (34,908)
                                  _________ _________ ___________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                               -    (1,000)     (1,000)
                                  _________ _________ ___________
NET LOSS                          $ (16,074)$ (17,907)$   (48,108)
                                  _________ _________ ___________
LOSS PER COMMON SHARE:
  Continuing operations           $    (.00)$       - $      (.00)
  Discontinued operations              (.00)     (.00)       (.00)
  Cumulative effect of change in
    accounting principle                  -      (.00)       (.00)
                                  _________ _________ ___________
NET LOSS PER COMMON SHARE         $    (.00)$    (.00)$      (.00)
                                  _________ _________ ___________



The accompanying notes are an integral part of these consolidated financial statements.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON MARCH 19, 1997
                         THROUGH DECEMBER 31, 2000

                                (RESTATED)
                                                            Deficit
                                                          Accumulated
                                Common Stock   Capital in During the
                           ___________________ Excess of  Development
                             Shares    Amount  Par Value     Stage
                           _________ _________ __________ __________
BALANCE, March 19, 1997            -   $     -  $      -  $        -

Issuance of common stock
  in exchange for expenses
  of $1,000 paid by
  shareholder, March 19,
  1997                    10,000,000    10,000    (9,000)          -

Net loss for the period
  ended December 31, 1997          -         -         -           -
                           _________ _________ __________ __________
BALANCE, December 31,
  1997                    10,000,000    10,000     (9,000)         -

Stock issued for cash at
  $1.00 per share net of
  stock offering costs
  of $6,635, October 1998    385,000       385     31,480          -

Net loss for the year ended
  December 31, 1998                -         -          -    (14,127)
                           _________ _________ __________ __________
BALANCE, December 31,
  1998                    10,385,000    10,385     22,480    (14,127)

Expenses paid by and
  services performed by
  a shareholder accounted
  for as a contribution
  of capital                       -         -      2,500         -

Net loss for the year ended
  December 31, 1999                -         -          -   (17,907)
                           _________ _________ __________ __________
BALANCE, December 31,
  1999                    10,385,000    10,385     24,980    (32,034)

Stock issued for services
  valued at $10,100,
  $.001 per share, July
  2000                    10,100,000    10,100          -          -

Expenses paid by a shareholder
  accounted for as a capital
  contribution                     -         -        543          -

Net loss for the year ended
  December 31, 2000                -         -          -    (16,074)
                           _________ _________ __________ __________
BALANCE, December 31,
  2000                    20,485,000 $  20,485 $   25,523 $  (48,108)
                           _________ _________ __________ __________


The accompanying notes are an integral part of this consolidated financial statement.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the       From Inception
                                      Year Ended       on March 19,
                                     December 31,     1997 Through
                                 ____________________ December 31,
                                     2000     1999        2000
                                 __________ _________ ___________
Cash Flows From Operating Activities:
  Net loss                       $  (16,074)$ (17,907)$   (48,108)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Non-cash expense                 10,100         -      10,100
    Effect of change in accounting
     principle                            -     1,000       1,000
    Changes in assets and liabilities:
      Increase in accounts payable    1,513       400       2,100
                                 __________ _________ ___________
        Net Cash (Used) by
         Operating Activities        (4,461)  (16,507)    (34,908)
                                 __________ _________ ___________
Cash Flows From by Investing Activities:

        Net Cash (Used) by
         Investing Activities             -         -           -
                                 __________ _________ ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance     -         -      38,500
  Payment of stock offering costs         -         -      (6,635)
  Capital contribution                  543     2,500       3,043
                                 __________ _________ ___________
        Net Cash Provided by
         Financing Activities           543     2,500      34,908
                                 __________ _________ ___________
Net (Decrease) Increase in Cash      (3,918)  (14,007)          -

Cash at Beginning of Period           3,918    17,925           -
                                 __________ _________ ___________
Cash at End of Period            $        - $   3,918 $         -
                                 __________ _________ ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                     $        - $       - $         -
    Income taxes                 $        - $       - $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 2000
     A shareholder of the Company forgave the Company of their $543 debt accounted for as a contribution to capital.

     The Company issued 10,100,000 shares of common stock for services rendered valued at $10,000.

  For the Year Ended December 31, 1999
     The Company expensed its organizational costs of $1,000 in accordance with Statement of Position 98-5.

     An officer/shareholder paid expenses and provided services totaling $2,500 towards the prototype development. This was accounted for as a contribution to capital.

The accompanying notes are an integral part of these consolidated financial statements.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Ezboy Imageworks, Inc. was organized under the laws of the State of Nevada on March 19, 1997, but changed its name in 1998 to Navarone, Inc (the Company). The Company previously intended to develop and pursue patent protection for novelty items for the photographic
  industry.   The  Company  also  intended  to  manufacture  and  market  its inventions. During July 2000, the Company discontinued its previously planned operations and formed a wholly-owned subsidiary OK Trading Corporation, a Nevada Corporation, to begin a brokerage service where the Company buys and sells liquidation and close-out merchandise and related products to
  retail  stores,  flea  market  vendors,  auction  houses  and  other   bulk
  purchasers and sellers. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer   and   Servicing  of  Financial  Assets  and  Extinguishment   of
  Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements have been restated for all periods presented to reflect a ten for one forward stock split effective January 5, 2000 [See Notes 3 and 8].

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, management decided to abandon the Company's original business plan of developing, manufacturing and pursuing patent protection for novelty items for the photographic industry.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended December 31, 2000 and 1999 and from inception on March 19, 1997 through December 31, 2000, if the Company had not discontinued it's previous operations:


                                        For the           From Inception
                                       Years Ended         on March 19,
                                      December 31,        1997 through
                                   ______________________  December 31,
                                      2000       1999          2000
                                   _________ ____________  ____________
  Net revenues                      $      - $          -  $          -
  Other operating expenses           (16,074)     (16,907)      (47,108)
  Other income (expenses)                  -            -             -
  Provision for income taxes               -            -             -
  Change in accounting principle           -       (1,000)       (1,000)
                                   _________ ____________  ____________
  Net loss                          $(16,074)$    (17,907) $    (48,108)
                                   _________ ____________  ____________
  Loss per common share:            $   (.00)$       (.00) $       (.00)
                                   _________ ____________  ____________

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Common Stock - During July 2000, the Company's president, director and majority shareholder as well as the Company's secretary, director and shareholder, sold their controlling interest in the Company and resigned as officers and directors of the Company. The newly appointed officers and directors commenced the development of the Company's new business plan. Pursuant to a meeting of the new board of directors, the Company issued the new President of the Company 10,100,000 shares of the Company's common stock in lieu of $10,100 in cash compensation for services rendered.

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

  On August 15, 2000, the Company amended its Articles of Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000 with a par value of $.001 per value.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Contributed Capital - A shareholder of the Company forgave the Company of their $543 debt, accounted for as a contribution to contributed capital.

  Professional Services - A former shareholder of the Company provides professional, legal and managerial services to the Company.

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

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $48,000, which may be applied against future taxable income and which expire in 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,000 and $10,700 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $5,300 for the year ended December 31, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended December 31, 2000 and 1999:

                                         For the     From Inception
                                        Year Ended     on July 9,
                                       December 31,   1997 Through
                                   __________________ December 31,
                                      2000      1999      2000
                                  __________ __________ ___________
   Loss from continuing operations
   available to common shareholders
   (numerator)                     $ (12,200)$        - $   (12,200)
                                  __________ __________ ___________
   Loss from discontinued operations
   (numerator)                     $  (3,874)$  (16,907)$   (34,908)
                                  __________ __________ ___________
   Cumulative effect of change in
   accounting  principle
   (numerator)                     $       - $  (1,000)$    (1,000)
                                  __________ __________ ___________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator) [Restated]       14,607,131 10,385,000  11,346,182
                                  __________ __________ ___________

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 There have been no disagreements with accountants on any accounting or financial disclosure matter.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The Company has one director, who is also its officer and
sole promoter. Judy Shelton has served in these positions since August 2000, and is expected to continue to serve until the next annual meeting of shareholders and until her successor has been elected and has been qualified.

Item 10.      Executive Compensation.

               (a) During the year the Company issued 10,100,000 shares of common stock to Judy Shelton for services rendered valued at $10,100.

                   (b) The Company has no employment agreement with its officer, who is expected to continue to devote a portion of her time to the Company's affairs.

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

Security Ownership of Management

Name                      Title               Class          No. of  Shares
Percent of Class

Judy   Shelton              President            Common          16,075,000
78%

Item 12.     Certain Relationships and Related Transactions.

                  During the period covered by the Report, the Company was not a party to any transaction with its officers, directors, principal securityholders or the affiliates of any of such persons. The only transactions consisted of the payment of fees to officers and the reimbursement of certain expenses.

Item 13.     Exhibits, Lists and Reports on Form 8-K.
              (a)There are no Exhibits

              (b) Reports on Form 8-K.

       None filed during the period covered by the Annual  Report.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarone, Inc.


By: /s/       Judy    Shelton.
Judy Shelton, Pres. & Director
Dated:  Broken Bow, OK
            April 12, 2001


          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/   Judy Shelton   .
Judy Shelton, Pres. & Director
Dated:  Broken Bow, OK
            April 12, 2001



SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof; will be furnished to the Commission when available.