Form 10QSB
period 2001-03-31
NAVARONE INC
filed 2001-05-15
CIK 1074958

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2001

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

            Class             Outstanding as of March 31, 2001
        --------------        ----------------------------------
         Common Stock                       20,485,000

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE


 -- Unaudited Condensed Consolidated Balance Sheets,            3
      March 31, 2001 and December 31, 2000


 -- Unaudited Condensed Consolidated Statements
      of Operations, for the three months ended
      March 31, 2001 and 2000 and from inception
      on March 19, 1997 through March 31, 2001                  4

 -- Unaudited Condensed Consolidated Statements
      of Cash Flows, for the three months ended
      March 31, 2001 and 2000 and from inception
      on March 19, 1997 through March 31, 2001              5 - 6


 -- Notes to Unaudited Condensed Consolidated
      Financial Statements                                 7 - 11

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS




                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $      -    $        -
                                         ___________  ___________
Total Current Assets                       $      -    $        -

                                        ____________ ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $  3,800    $    2,100
                                         ___________  ___________
        Total Current Liabilities             3,800         2,100
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   20,485,000 shares issued and
   outstanding                               20,485        20,485
  Capital in excess of par value             25,523        25,523
  Deficit accumulated during the
    development stage                      (49,808)      (48,108)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                         (3,800)       (2,100)
                                         ___________  ___________
                                          $       -    $        -
                                         ___________  ___________







Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          From
                                   For the Three      Inception on
                                    Months Ended     March 19, 1997,
                                     March 31,          Through
                               ______________________  March 31,
                                   2001       2000        2001
                              ___________ ___________ ___________
REVENUE                         $       -  $        -  $        -
                              ___________ ___________ ___________

EXPENSES:
  General and administrative        1,700           -      13,900
                              ___________ ___________ ___________
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                           (1,700)           -    (13,900)

CURRENT TAX EXPENSE                     -           -           -

DEFERRED TAX EXPENSE                    -           -           -
                              ___________ ___________ ___________

LOSS FROM CONTINUING
  OPERATIONS                      (1,700)           -    (13,900)
                              ___________ ___________ ___________
DISCONTINUED OPERATONS:
  Loss form discontinued
    operations (net of $0
    income taxes)                       -       (856)    (34,908)
  Loss on disposal of
    discontinued operations
    (net of $0 income taxes)            -           -           -
                              ___________ ___________ ___________
LOSS FROM DISCONTINUED
  OPERATIONS                            -       (856)    (34,908)
                              ___________ ___________ ___________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                             -           -     (1,000)
                              ___________ ___________ ___________

NET LOSS                        $ (1,700)  $    (856)  $ (49,808)
                              ___________ ___________ ___________

LOSS PER COMMON SHARE:
  Continuing operations         $   (.00)  $        -  $    (.00)
  Discontinued operations               -       (.00)       (.00)
  Cumulative effect of change
     in accounting principle            -           -       (.00)
                              ___________ ___________ ___________
  Net Loss Per Common
    Share                       $   (.00)  $    (.00)  $    (.00)
                              ___________ ___________ ___________


 The accompanying notes are an integral part of these unaudited financial statements.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     For the Three    From Inception
                                      Months Ended     on March 19,
                                       March 31,       1997 Through
                                  ___________________    March 31,
                                      2001     2000        2001
                                  __________ ________ ___________
Cash Flows From Operating
   Activities:
  Net loss                          $(1,700) $  (856)  $(49,808)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Non-cash expense                      -         -     10,100
    Effect of change in
      accounting principle                -         -      1,000
    Change in assets and
        liabilities:
      Increase (decrease) in
         accounts payable             1,700     (527)      3,800
                                  __________ ________ ___________
        Net Cash (Used) by
          Operating Activities            -   (1,383)   (34,908)
                                  __________ ________ ___________
Cash Flows From Investing
   Activities                             -         -          -
                                  __________ ________ ___________
        Net Cash (Used) by
           Investing Activities           -         -          -
                                  __________ ________ ___________
Cash Flows From Financing
    Activities:
  Proceeds from common
     stock issuance                       -         -     38,500
  Payment of stock offering costs         -         -    (6,635)
  Capital contribution                    -         -      3,043
                                  __________ ________ ___________
        Net Cash Provided by
           Financing Activities           -         -     34,908
                                  __________ ________ ___________
Net Increase (Decrease) in Cash           -   (1,383)          -

Cash at Beginning of Period               -     3,918          -
                                  __________ ________ ___________
Cash at End of Period               $     -  $  2,535 $        -
                                  __________ ________ ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                        $     -  $      - $        -
    Income taxes                    $     -  $      - $        -

















                                [Continued]

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2001:
     None.

  For the three months ended March 31, 2000:
     None

  For the period from inception on March 19, 1997 through March 31, 2001:
     A shareholder of the Company forgave the Company of their $543 debt accounted for as a contribution to capital.

     The Company issued 10,100,000 shares of common stock for services rendered valued at $10,100.

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

  Condensed Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, management decided to abandon the Company's original business plan of developing, manufacturing and pursuing patent protection for novelty items for the photographic industry.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended March 31, 2001 and 2000 and from inception on March 19, 1997 through March 31, 2001, if the Company had not discontinued it's previous operations:

                                     For the Three    From Inception
                                       Months Ended     on March 19,
                                        March 31,      1997 through
                                   ___________________   March 31,
                                       2001     2000      2001
                                   _________ _________ __________
  Net revenues                      $      - $      -  $       -
  Other operating expenses           (1,700)    (856)   (48,808)
  Other income (expenses)                  -        -          -
  Provision for income taxes               -        -          -
  Change in accounting principle           -        -    (1,000)
                                  __________ _________ __________
  Net loss                          $(1,700) $  (856)  $(49,808)
                                  __________ _________ __________
  Loss per common share:            $  (.00) $  (.00)  $   (.00)
                                   _________ _________ __________

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Stock Split - In January 2000, the Company effected a ten for one forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

  Common  Stock  -  On August 15, 2000, the Company amended its  Articles  of
  Incorporation increasing the authorized common shares from 25,000,000 to 100,000,000 with a par value of $.001 per share.

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

  In October 1998, the Company issued 385,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $38,500 (or $.10 per share). Offering costs in the amount of $6,635 have been charged to additional paid in capital.

  On March 19, 1997, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock to its attorney for providing services valued at $1,000 related to organizing the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Rent - The Company currently does not have a need to rent office space but is using the address of an officer as a mailing address, as needed, at no cost to the Company.

NOTE 5- INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $50,000, which may be applied against future taxable income and which expire in various years through 2021.

                       NAVARONE, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,000 and $16,000 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,000 for the three months ended March 31, 2001.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended March 31, 2001 and 2000:

                                      For the Three    From Inception
                                       Months Ended     on March 19,
                                        March 31,      1997 Through
                                  ___________________    March 31,
                                      2001      2000       2001
                                  __________ __________ ___________
   Loss from continuing operations
    available to common
    shareholders (numerator)       $ (1,700) $      -  $ (13,900)
                                  __________ __________ ___________
   Loss  from  discontinued
    operations (numerator)         $       - $  (856)  $
   (34,908)
                                  __________ __________ ___________
   Cumulative effect of change in
    accounting  principle
    (numerator)                    $       - $      -  $  (1,000)
                                  __________ __________ ___________
   Weighted average number of
    common shares outstanding used
    in loss per share for the
    period (denominator)
    [Restated]                    20,485,000 10,385,000 11,904,562
                                  __________ __________ ___________

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward- looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

- ability or inability to create and improve operations and become profitable on an annualized basis;
-    anticipated financial performance;
- ability to comply with the Company's general working capital requirements;
- ability to generate sufficient cash flow from operations to fund all costs of operations; and
-    all other statements which are not statements of historical fact.

     While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

-    general economic conditions;
- inability to collect in a timely manner a material amount of receivables;
-    material reduction in revenues;
-    increased competitive pressures;
-    management retention and development;
- the requirement to use internally generated funds for purposes not presently anticipated;
- the inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;

    The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise


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

      None

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

Security Ownership of Management

 Name                 Title            Class       No. of Shares    Percent
------               -------          -------     ---------------  ---------
Judy Shelton        President         Common        16,075,000        78%


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - None

     (b) Reports on Form 8-K - None.



SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVARONE, INC.


By: /s/ Judy Shelton
       Judy Shelton, Pres. & Director
Date:  Broken Bow, OK
       May 14, 2001